Form 10-K
period 2023-12-31
Benchmark 2021-B25 Mortgage Trust
filed 2024-03-19
CIK 1851115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Amazon Seattle Mortgage Loan, the 1985 Marcus Mortgage Loan and the Cabinetworks Portfolio Mortgage Loan, which constituted approximately 7.4%, 3.1% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Amazon Seattle Mortgage Loan, four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the 1985 Marcus Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Cabinetworks Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Amazon Seattle Mortgage Loan, the 1985 Marcus Mortgage Loan and the Cabinetworks Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 909 Third Avenue Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date.  The 909 Third Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 909 Third Avenue Mortgage Loan, four other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the NYC Commercial Mortgage Trust 2021-909 transaction (the “NYC 2021-909 Transaction”). This loan combination, including the 909 Third Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NYC 2021-909 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Burlingame Point Mortgage Loan, which constituted approximately 9.9% of the asset pool of the issuing entity as of its cut-off date.  The Burlingame Point Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Burlingame Point Mortgage Loan, thirteen other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BGME Trust 2021-VR transaction (the “BGME Trust 2021-VR Transaction”). This loan combination, including the Burlingame Point Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BGME Trust 2021-VR Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Greystone Servicing Company LLC is the special servicer of The Galleria Office Towers Mortgage Loan, the U.S. Industrial Portfolio VI Mortgage Loan, the Boca Office Portfolio Mortgage Loan, the 141 Livingston Mortgage Loan and the 30 Hudson Yards 67 Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Greystone Servicing Company LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC because Greystone Servicing Company LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.3         Situs Holdings, LLC, as Amazon Seattle Special Servicer

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.3         Situs Holdings, LLC, as Amazon Seattle Special Servicer

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

Date: March 18, 2024